Form 10QSB
period 2000-03-31
THOROUGHBRED RACING ASSOCIATES INC
filed 2000-05-04
CIK 1099330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF  1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28267
                                                 -------

                      Thoroughbred Racing Associates, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                           75-2534769
----------------------------                          ----------------------
  (State of incorporation)                           (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 4, 2000: 2,500,000

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                      Thoroughbred Racing Associates, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                           Page

Part I - Financial Information

 Item 1  Financial Statements                                                3

 Item 2  Management's Discussion and Analysis or Plan of Operation           9


Part II - Other Information

  Item 1  Legal Proceedings                                                 10

  Item 2  Changes in Securities                                             10

  Item 3  Defaults Upon Senior Securities                                   10

  Item 4  Submission of Matters to a Vote of Security Holders               10

  Item 5  Other Information                                                 10

  Item 6  Exhibits and Reports on Form 8-K                                  10


Signatures                                                                  11

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Part 1 - Item 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholder
Thoroughbred Racing Associates, Inc.

We have reviewed the accompanying balance sheets of Thoroughbred Racing Associates, Inc. (a Delaware corporation) as of March 31, 2000 and 1999 and the accompanying statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                      S. W. HATFIELD, CPA
Dallas, Texas
May 4, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                      Thoroughbred Racing Associates, Inc.
            (a wholly-owned subsidiary of Halter Capital Corporation)
                                 Balance Sheets
                             March 31, 2000 and 1999

                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                    1999         1998
                                                                  ---------    ---------
Current assets
   Cash on hand and in bank                                       $    --      $   4,149
                                                                  ---------    ---------

     Total current assets                                              --          4,149
                                                                  ---------    ---------


Livestock and equipment
   Livestock                                                           --         50,000
   Accumulated depreciation                                            --        (25,000)
                                                                  ---------    ---------

     Net livestock and equipment                                       --         25,000
                                                                  ---------    ---------

Total Assets                                                      $    --      $  29,149
                                                                  =========    =========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued liabilities                       $    --      $  15,167
   Advances from
     Parent and affiliates                                             --        616,728
     Officer                                                           --         88,112
                                                                  ---------    ---------

     Total current liabilities                                         --        720,007
                                                                  ---------    ---------


Commitments and contingencies

Stockholder's equity (deficit)
   Common stock - $0.001 par value
     50,000,000 shares authorized
     2,500,000 shares issued and outstanding                          2,500        2,500
   Additional paid-in capital                                       471,987        7,500
   Accumulated deficit                                             (474,487)    (700,858)
                                                                  ---------    ---------

     Total stockholder's equity (deficit)                              --       (690,858)
                                                                  ---------    ---------

Total Liabilities and Stockholder's Equity                        $    --      $  29,149
                                                                  =========    =========



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                      Thoroughbred Racing Associates, Inc.
            (a wholly-owned subsidiary of Halter Capital Corporation)
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                     Three months   Three months
                                                          ended          ended
                                                        March 31,      March 31,
                                                           2000           1999
                                                       -----------    -----------
Revenues
   Racing purses and commissions                       $     2,782    $     7,274
                                                       -----------    -----------

Expenses
   Training, veterinary and other horse expenses            13,563         12,929
   General and administrative expenses                       2,670             20
   Depreciation                                              1,699          4,167
                                                       -----------    -----------

     Total expenses                                         17,932         17,116
                                                       -----------    -----------

Loss from operations                                       (15,200)        (9,842)

Other income (expenses)                                       --             --
                                                       -----------    -----------

Income (Loss) before income taxes                          (15,200)        (9,842)

Provision for income taxes                                    --             --
                                                       -----------    -----------

Net Income (Loss)                                          (15,200)        (9,842)

Other comprehensive income                                    --             --
                                                       -----------    -----------

Comprehensive Income (Loss)                            $   (15,200)   $    (9,842)
                                                       ===========    ===========


Income (Loss) per weighted-average share of
   common stock outstanding, computed on
   Net Income (Loss) - basic and fully diluted                 nil            nil
                                                       ===========    ===========

Weighted-average number of common shares outstanding     2,500,000      2,500,000
                                                       ===========    ===========


See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                      Thoroughbred Racing Associates, Inc.
            (a wholly-owned subsidiary of Halter Capital Corporation)
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                     Three months Three months
                                                         ended        ended
                                                       March 31,    March 31,
                                                         2000         1999
                                                       ---------    ---------
Cash flows from operating activities
   Net income (loss) for the year                      $ (15,200)   $  (9,842)
   Adjustments to reconcile net loss to
     net cash used by operating activities
       Depreciation                                        1,699        4,167
       Increase (Decrease) in:
         Accounts payable and accrued expenses              (520)       1,625
                                                       ---------    ---------

Net cash used in operating activities                    (12,981)      (4,050)
                                                       ---------    ---------

Cash flows from investing activities
   Purchase of livestock and equipment                   (42,438)        --
                                                       ---------    ---------

Net cash used in investing activities                    (42,438)        --
                                                       ---------    ---------

Cash flows from financing activities
   Increase (Decrease) in cash overdraft                    --         (9,979)
   Cash advanced by (repaid to) parent company - net    (193,874)      15,710
   Cash advanced by (repaid to) officer                  (29,749)        --
                                                       ---------    ---------

Net cash provided by financing activities               (223,623)       5,731
                                                       ---------    ---------

Increase (Decrease) in cash                             (279,042)       1,681

Cash at beginning of year                                279,042        2,468
                                                       ---------    ---------

Cash at end of year                                    $    --      $   4,149
                                                       =========    =========

Supplemental disclosures of
   interest and income taxes paid
     Interest paid during the period                   $    --      $    --
                                                       =========    =========
     Income taxes paid during the period               $    --      $    --
                                                       =========    =========



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                      Thoroughbred Racing Associates, Inc.
            (a wholly-owned subsidiary of Halter Capital Corporation)

                          Notes to Financial Statements

Note A - Organization and Description of Business

Thoroughbred Racing Associates, Inc. (Company) was incorporated on April 13, 1994 under the laws of the State of Delaware. The Company trains and races thoroughbred horses principally for its own account and, in prior years, for other unrelated third parties.

On November 9, 1999, the Company amended its Certificate of Incorporation to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock from its initial authorization to issue up to 1,000 shares of $0.00001 par value common stock. Additionally, concurrent with the increase to the authorized number of shares of common stock, the Company effected a 2,500 for 1 forward split of its issued and outstanding common stock. As a result of these events, the Company has 2,500,000 shares of $0.001 par value common stock issued and outstanding. The accompanying financial statements have been restated to present the effects of these events as of the first day of the first period presented.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB filed with the U. S. Securities and Exchange Commission on October 30, 1999. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to
Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is principally dependent upon its parent company for working capital support. The parent company intends to continue providing the necessary working capital support for foreseeable future periods.

Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For purposes of reporting cash flows, the Company considers all cash on hand, in banks and on deposit with brokerage houses, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

                      Thoroughbred Racing Associates, Inc.
            (a wholly-owned subsidiary of Halter Capital Corporation)

                    Notes to Financial Statements - Continued

Note B - Summary of Significant Accounting Policies - Continued

1.   Cash and cash equivalents - continued
     -------------------------

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Livestock
     ---------

     Livestock is recorded at historical cost. Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful life of three years using straight-line and accelerated methods.

     Gains and/or losses from the disposition of livestock are recognized as incurred and are included in operations.

3.   Income taxes
     ------------

     The Company provides deferred income taxes, where material, based on the asset and liability method under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, consisting solely of temporary differences in accumulated depreciation, were not material to the financial statements and no valuation allowance was provided against deferred tax assets.

     The Company files its income tax returns as a component of its parent company's consolidated tax return. Accordingly, all net operating losses are offset against the tax liabilities of the Company's parent. No net operating loss carryforwards exist as of March 31, 2000 and 1999, respectively.

Note C - Related Party Transactions

Halter Capital Corporation, the Company's parent, has advanced the Company approximately $674,000 and $640,728 as of March 31, 2000 and 1999, respectively, in funds used primarily for working capital purposes. The advances are non-interest bearing and are repayable upon demand.

A Company officer has advanced the Company approximately $88,000 as of March 31, 2000 and 1999, respectively, which was used principally for livestock purchases. The advances are non-interest bearing and are repayable upon demand.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Results of Operations

For the period ended March 31, 2000, the Company raced a single horse, Book a Double, principally at a race track in Tampa, Florida. For the comparable period ended March 31, 1999, the Company raced a single horse, ScatterBuy, principally at the Hialeah Park race track near Miami, Florida. Total race purses for the first quarter 2000 and 1999 were approximately $2,732 and $7,274, respectively. Additionally, the Company claimed a second horse for it's stable in March 2000, Sheer Bliss. The funding for this purchase was advanced by the Company's Chief Executive Officer.

Direct horse expenses for the first quarter of 2000 and 1999 were approximately $13,563 and $12,929, respectively. These costs remain relatively constant between periods, depending on the number of horses in the Company's stable.
General and administrative expenses vary on the activity level within the Company during each quarter. Total general and administrative expenses for the first quarter of 2000 and 1999 were approximately $2,732 and $20, respectively.

For the quarters ended March 31, 2000 and 1999, respectively, the Company incurred a net loss of $(15,200) and $(9,842), respectively. Based on 2,500,000 weighted-average shares issued and outstanding, the net loss per share was nil for both periods presented in the accompanying financial statements.

Effective March 31, 2000, ownership of Book a Double and Sheer Bliss was transferred to the Company's Chief Executive Officer in partial repayment of funds advanced by the officer which were principally used in the current and prior periods for the acquisition of livestock. Additionally, in April 2000 to be effective on March 31, 2000, the Company transferred all remaining assets to its parent company in partial repayment of working capital advances. Further, the Company's parent assumed responsibility for all then outstanding liabilities. The remaining unpaid advances from the parent company were then forgiven by the Company's parent and reclassified as an additional paid-in capital contribution.

(3)  Liquidity and Capital Resources

As of March 31, 2000 and 1999, the Company had cash on hand of approximately $-0- and $4,149. During each respective quarter, liquidity to support operations in excess of revenues earned from horse racing activities was provided by advances from it's parent company.

With the transfer of all operating assets, effective March 31, 2000, the Company is fully dependent on it's parent company, officers or directors for all working capital necessary to support the operations and corporate entity.

The Company has identified no further significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

(4)  Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. The Company has not experienced any detrimental effects related to any Y2K issues or date changes through the date of this filing. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will continue to function appropriately.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THOROUGHBRED RACING ASSOCIATES, INC.


May    4   , 2000                             /s/ Kevin B. Halter
    -------                                 ----------------------------
                                                  Kevin B. Halter
                                                  President and Director