Form 10QSB
period 2000-06-30
VDO COM INC /FL
filed 2000-08-18
CIK 1099330

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                             -------------


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _______ to _______.


                         Commission file number 000-28267

                                  VDO.COM, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)



            Florida                                          68-0427012
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                5315 New Utrecht Avenue, Brookly, New York 11219
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (718) 437-4523
                                ----------------
              (Registrant's telephone number, including area code)


                      Thoroughbred Racing Associates, Inc.
              16910 Dallas Parkway, Suite 100, Dallas, Texas 75248
           -----------------------------------------------------------
                     (Registrant's Former Name and Address)

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


As of August 10, 2000 the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,972,917. As of August 10, 2000 the number of shares outstanding of the Registrant's common stock was 10,629,963.

Transitional Small Business Disclosure Format              Yes     No X
                                                              ---    ---

                                  VDO.Com, Inc.

                              Financial Statements

                                  June 30, 2000

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of VDO.Com Inc.
Brooklyn New York

We have reviewed the accompanying condensed balance sheet of VDO.Com, Inc. as of June 30, 2000 and the related condensed statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.





Crouch, Bierwolf & Chisholm
June30, 2000



                                  VDO.Com, Inc.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                             June30,      June 30,
                                                              1999         2000
                                                            ---------    ---------
CURRENT ASSETS                                             (Unaudited)  (Unaudited)
   Cash and Cash Equivalents                                $   2,128
   Accounts receivable                                        100,308         --
   Equipment                                                   35,000
   Goodwill                                                      --
   Investments                                                198,000
                                                                         ---------

     Total Current Assets                                     100,308      235,128
                                                                         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                                         $  18,772    $  76,772
   Accounts payable - related party                         $  42,000         --
   Debenture 8% due March 28, 2002                            112,000
                                                                         ---------

     Total Liabilities                                         60,772      188,772
                                                                         ---------

   Common stock, $.001 par value, 50,000,000 shares,
     authorized, 17,700,000 shares issued and outstanding      13,400       17,700
   Additional paid in capital                                  95,100      400,800
   Deficit accumulated during development stage               (68,964)    (373,144)
                                                                         ---------

     Total Stockholders' Equity                                39,536       62,310
                                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 100,308    $ 235.128
                                                                         =========


    The accompanying notes are an integral part of these financial statements

                                  VDO.Com, Inc.
                      Consolidated Statements of Operations

                                                        For the three
                                                        months ended
                                                          March 31
                                                             2000
                                                        ------------
                                                         (Unaudited)

SALES                                                   $       --

OPERATING EXPENSES
   General And Administrative                                186,793
   Research and Development                                   25,000
                                                        ------------

TOTAL EXPENSES                                               211,793
                                                        ------------

OPERATING INCOME (LOSS)                                     (211,793)
                                                        ------------

NET INCOME (LOSS)                                       $   (211,793)
                                                        ============

NET INCOME (LOSS) PER SHARE                             $       (.01)
                                                        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  18,140,000
                                                        ============







    The accompanying notes are an integral part of these financial statements

                                  VDO.Com, Inc.
                      Consolidated Statements of Cash Flows

                                                                   For the three
                                                                   months ended
                                                                      March 31
                                                                       2000
                                                                     ---------
Cash Flows From Operating Activities                                (Unaudited)

Net income (loss)                                                    $(211,793)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Stock issued for services                                            31,339
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                                 127,147
   Increase/(decrease) in:
   Accounts Payable and Accrued Expenses                                65,000
                                                                     ---------

     Net Cash Provided (Used) by Operating Activities                   11,693
                                                                     ---------

Cash Flows from Investing Activities

   Purchase Investments                                               (198,000)
   Purchase Equipment                                                  (35,000)
                                                                     ---------

     Net Cash Provided (Used) by Investing Activities                 (233,000)
                                                                     ---------

Cash Flows from Financing Activities
 Proceeds from sale of shares                                           10,000
                                                                     ---------
  Proceeds from debt financing                                         112,000
                                                                     ---------

     Net Cash Provided (Used) by Financing Activities                  122,000
                                                                     ---------

Net Increase (Decrease) in Cash and Cash Equivalents                   (99,307)
                                                                     ---------

Cash and Cash Equivalents
  Beginning                                                            101,435
                                                                     ---------

  Ending                                                             $   2,128
                                                                     =========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                         $    --
                                                                     =========
  Cash payments for income taxes                                     $    --
                                                                     =========

Supplemental Schedule of Noncash Investing and Financing Activities

 Common shares issued for services                                   $    --
                                                                     =========


    The accompanying notes are an integral part of these financial statements

                                  VDO.Com, Inc.
                                  June30, 2000


NOTES TO FINANCIAL STATEMENTS

         VDO.Com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended June30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Audit for the year ended December 31, 1999.

UNAUDITED INFORMATION

         The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.