Form 10QSB/A
period 2000-06-30
VDO COM INC /FL
filed 2002-01-09
CIK 1099330

SECURITIES  AND  EXCHANGE  COMMISSION
                                WASHINGTON,  D.C.  20549
                           FORM  10-QSB/A  FIRST  AMEMDED
                                QUARTERLY  REPORT

                 PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                       SECURITIES  EXCHANGE  ACT  OF  1934


For  the  Quarter Ended                              Commission File  Number
June  30,  2000                                             000-28267
---------------                                             ---------


                                 VDO.COM,  INC.
        (Exact  name  of  Registrant  as  specified  in  its  charter)


           FLORIDA                                             68-0427012
(State  or  other  jurisdiction                               (IRS Employer
of incorporation or organization)                        Identification  Number)


                  5315  NEW  UTRECHT  AVENUE,  BROOKLYN,  NY  11219
              (Address  of  principal  executive  offices)  (Zip  Code)

                                 (718)437-4523
             (Registrant's  telephone  number,  including  area  code)


                       Thoroughbred  Racing  Associates,  Inc.
                 16910 Dallas Parkway, Suite 100, Dallas TX 75248
                 ------------------------------------------------
                     (Registrant's Former Name and Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                   Outstanding  at June 30, 2000
------------------------------------               -----------------------------
Common  Stock,  $.001  par  value                         18,371,429  shares

                                                Outstanding at December 11, 2001
                                                --------------------------------
                                                         371,906,350  shares

                                  VDO.COM, INC.


                                                                    Page  Number
                                                                    ------------
PART  I.             Financial  Information                                 3

        ITEM  1.     Financial  Statements                                  3

                     Balance  Sheet                                         3

                     Statements of Operations and Comprehensive Loss        4

                     Statements  of  Cash  Flows                            5

                     Notes  to  Financial  Statements                       6

        ITEM  2.     Management's Discussion and Analysis of Financial      8
                     Condition  and  Results  of  Operations

PART  II.            Other  Information                                     9

SIGNATURE  PAGE                                                             10

                                  VDO.COM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      JUNE  30,
                                                                        2000
                                                                      --------

Current  Assets:
     Cash  and  cash  equivalents                                   $   1,000
                                                                      --------

        Total  Current  Assets                                          1,000
                                                                      --------

Goodwill  (Note  2)                                                   528,000
Organization  costs  (Note  1)                                        100,000
                                                                      --------

                                                                     $629,000
                                                                      ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Accounts  payable                                                $   77,000
  Loans  Payable                                                        8,000
                                                                      --------

    Total  Current  Liabilities                                        85,000

Debenture  Payable  (Note  2)                                         669,000
                                                                      --------

    Total  Liabilities                                                754,000

Stockholders'  Equity  (Note  4):
  Common  stock - .001 par value; 50,000,000 shares authorized,
    18,371,429  shares  issued  and  outstanding                       18,000
  Capital  in  excess  of  par  value                                 346,000
  Accumulated  deficit                                               (489,000)
                                                                     ---------

   Total  Stockholders'  Equity                                      (125,000)
                                                                     ---------

                                                                     $629,000
                                                                     ========



     See  accompanying  notes  to  financial  statements

                                    VDO.COM,  INC.
                 STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                     (UNAUDITED)


                                              THREE  MONTHS  ENDED      SIX  MONTHS  ENDED
                                                    JUNE  30,              JUNE  30,
                                              ___________________     ____________________
                                                 2000       1999        2000         1999
Net  sales                                   $    --    $    --       $  --       $   --
Costs  and  expenses:
  General and administrative                  340,000      11,000      340,000      22,000
  Management  Fees  (Note  5)                  12,000       6,000       12,000      12,000
                                             ---------    --------    ---------   ---------

     Total costs and operating expenses       352,000      17,000      352,000      34,000
                                             ---------    --------    ---------   ---------
Loss  from  operations                       (352,000)    (17,000)    (352,000)    (34,000)
                                             ---------    --------    ---------   ---------

Net  loss                                    (352,000)    (17,000)    (352,000)    (34,000)

Comprehensive  Loss                         $(352,000)   $(17,000)   $(352,000)   $(34,000)
                                             =========    ========    =========   =========

Basic and dilutive net
loss per share (Note 3)                       $(0.021)    $(0.001)     $(0.021)    $(0.001)
                                             =========    ========    =========   =========

Weighted average number of shares
outstanding:                               16,991,279  16,025,000   16,991,279  16,025,000
                                           ==========  ==========   ==========  ==========



     See  accompanying  notes  to  financial  statements.

                                      VDO.COM,  INC.
                               STATEMENTS  OF  CASH  FLOW
                                       (UNAUDITED)


                                                          SIX  MONTHS  ENDED
                                                               JUNE  30,
                                                           2000           1999
                                                           ----           ----

Cash  flows  from  operating  activities:
     Net  Loss                                          $(352,000)     $(34,000)
   Adjustment  to  reconcile  net  loss
   to  net cash from operating activities:
     Decrease  in  accounts  receivable                    88,000
     Decrease  in  other  current  assets                 101,000
     Increase  in  accounts  payable                       66,000
                                                        ----------     ---------

   Net  cash  used  in  operating  activities             (97,000)      (34,000)

Cash  flows  from  investing  activities:
     Cash  used  in  acquisition  of  company            (100,000)
                                                         --------
     Net  cash  from  investing  activities              (100,000)

Cash  flows  from  financing  activities:
     Proceeds  from  issuance  of  debenture  payable     151,000
     Proceeds  from  issuance  of  loan  payable            8,000
                                                         ---------

     Net  cash  from  financing  activities               159,000
                                                         ---------

Net  decrease  in  cash  and  cash equivalents            (38,000)      (34,000)
Cash and cash equivalents at beginning of period           39,000       107,000
                                                         ----------     --------
Cash  and  cash  equivalents  at  end of period          $  1,000       $73,000
                                                         =========      ========


Non-cash  activities:
     Common  stock issued on conversion of debenture     $ 10,000       $    --


     See  accompanying  notes  to  financial  statements

                                     VDO.COM,  INC.
                            NOTES  TO  FINANCIAL  STATEMENTS
                                   JUNE  30,  2000
                                     (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

VDO.COM, Inc., formerly known as Ventech International Corp., and CTC 3, Inc., (the "Company"), was incorporated February 9, 1989 in the state of Florida. For all periods presented, the Company had no revenues and was considered a development stage company.

On April 18, 2000, a change of control of the Company occurred in conjunction with the closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Company, VDO.COM, Inc., a Florida Corporation, and Thoroughbred Racing Associates, Inc., ("TRA") a Delaware corporation. The closing under the Reorganization Agreement consisted of a stock and cash for stock exchange in which the Company acquired all of the issued and outstanding stock of TRA in exchange for $100,000 and 400,000 shares of the Company's common stock. TRA was, prior to this reorganization, a company with no discernable assets or operations. The Reorganization was approved by the unanimous consent of the Directors of the Company on April 17, 2000. Prior to the Reorganization, the Company had outstanding 16,900,000 shares of common stock. Following the Reorganization, the Company had 17,300,000 shares outstanding.

As a result of the Reorganization, the Company became the successor issuer to TRA for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective May 17, 2000.

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six months ended June 30 2000 and 1999. For the three and six month periods ended June 30, 1999, management was not provided with detailed operating information and therefore estimated quarterly results of operations and cash flows based on a quarterly percentage of actual results through December 31, 1999. Given the insignificant level of operating activity during 1999, management does not consider that such estimation materially impacted the financial statements for the periods presented. Results for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

For all periods presented, the results of operations, cash flows and balance sheets represent only the activities of VDO.COM, Inc. Since TRA was a non-operating company at the time of the Reorganization, pro-forma financial statements reflecting TRA operations for the periods presented have not been included.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE  2  -  BALANCE  SHEET  ITEMS

Debenture Payable consists of a convertible debenture that the Company assumed from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock, in exchange for all of the contracts pending from Embryo Capital Group, Inc. As a result of the transaction, the Company recorded Goodwill of $528,000 representing the estimated value of such contracts. As of June 30, 2000 the Company had a net liability under the debenture of $669,000, and the contracts received had not generated any income. The debentures are convertible into unrestricted common stock of the Company at a discount of 30% of the three-day average closing price of the common stock, bear interest at the rate of eight percent (8%) per annum, and mature on March 31, 2002. During the six months ended June 30, 2000, debentures of $10,000 were converted into 1,089,429 shares of the Company's common stock.

NOTE  3  -  EARNINGS  PER  SHARE  INFORMATION

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the Company experienced a loss for all periods presented and the Company does not have any options, warrants or other dilutive instruments currently outstanding. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE  4  -  STOCKHOLDER'S  EQUITY

On April 18, 2000, the Company issued 400,000 shares of common stock in connection with the Plan of Reorganization discussed in Note 1 above.

During the six month period ended June 30, 2000, the Company issued 1,071,429 shares of common stock resulting from the conversion of $10,000 in debentures payable.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

On March 25, 2000, the Company assumed a debenture payable from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock. In exchange for this assumption, the Company received all of the contracts pending from Embryo Capital Group, Inc. As of June 30, 2000 these contracts had not generated any income.

The Company pays a management fee to a shareholder/director for management services. During each of the six month periods ended June 30, 2000 and 1999, the Company recorded $12,000 for management services.

NOTE  6  -  SUBSEQUENT  EVENTS

On  June  7,  2001,  the  Company  entered  into  a Stock Purchase Agreement and
Addendum  thereto  (the  "Purchase  Agreement"),  with  Hundred  Mile Plus, Ltd.
("HMP"), a California corporation, Embryo Capital Group, Inc., and Mr. Shmuel Shneibalg, which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Under the terms of the Purchase Agreement, Embryo Capital Group and Mr. Shneibalg (the "Sellers") sold 11,900,000 shares of the Company's common stock, representing at the time 55.11% of the Company's issued and outstanding common stock, to HMP. As consideration for the purchase of the shares, HMP paid the sum of $25,000 to Sellers and agreed to issue to Sellers, within a one year period, stock equal to 2% of the outstanding common stock on the date of issuance. In accordance with the Purchase Agreement, the Board of Directors received the resignation of its sole board member, Mr. Shmuel Shneilbalg.

At a shareholder meeting held on September 19, 2001, the shareholders elected a new Board of Directors, as provided in the Purchase Agreement, and agreed to amend the Articles of Incorporation to change the name of the Company to Hundred Mile Plus, Ltd. The Articles of Incorporation were also amended to increase the number of authorized shares of common stock to 500,000,000, to authorize 10,000,000 shares of preferred stock ($0.001 par value) and to give the Board of Directors broad powers in issuing, determining voting powers, preferences and participation of such preferred shares.

On December 11, 2001, the Board of Directors determined that it was not financially feasible for the Company to continue to pursue its development and marketing of the Hundred Mile Plus product. The Company is currently in negotiations with Wave Technology to terminate the agreement.

Since the Company was a non-operating company at the time of the Purchase Agreement with HMP, whose operations commenced subsequent to the closing of the Purchase Agreement, the Company determined not to include pro-forma financial statements reflecting the purchase in periods prior to the closing.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB/A that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three and six month periods ended June 30, 2000 and 1999.

Quarter  ended  June  30,  2000  compared  to  quarter  ended  June  30,  1999.

For all periods presented, the Company's operations were negligible. There were no revenues generated during either the three or six-month periods ended June 30, 2000 or 1999. Operational expenses incurred during the quarter ended June
30, 2000 were $340,000, compared to an estimated $11,000 incurred during the same quarter of 1999. Such expenses in the 2000 quarter consisted primarily of legal and accounting fees incurred with the Reorganization and assumption of debenture described in the accompanying Notes to Financial Statements.

Six  months  ended  June  30,  2000  compared to six months ended June 30, 1999.

During  the  six  month  period  ended  June  30,  2000,  the  Company collected receivables and amounts due from a related party of approximately $189,000. Accounts payable increased $66,000 during the same period resulting from legal, accounting and consulting expenses. Debenture payable increased $141,000 resulting from legal and accounting expenses of $151,000 added to the debenture balance, offset by $10,000 of debenture obligations that were converted into common stock.

Liquidity  and  Capital  Resources
----------------------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred operating losses from inception and had not yet generated any revenues to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to operate profitably, and or obtain additional financing and eventually obtaining a profitable level of operations. It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations. If the Company is unsuccessful in achieving these objectives, there is substantial doubt regarding the Company's ability to continue as a going concern.

The Company's primary available source for generating cash for operations is the debenture payable. The debenture proceeds of $1,000,000 are being advanced to the Company in traunches, of which $258,000 had not yet been advanced as of June 30, 2000. The Company's ability to draw down on the balance of the debenture is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern. Management has not recorded any reserve against the contracts of $528,000; however, if these contracts fail to generate income by September 30, 2000, management will record an estimated impairment at that time.

   PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities

             In June 2000, the Company issued a total of 1,071,429 shares of its common stock without restrictive legend, upon conversion of approximately $10,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.

ITEM  3.     Defaults  Upon  Senior  Securities
             None

ITEM  4.     Submission  of  Matters  to  Vote  of  Security  Holders
             None

ITEM  5.     Other  Information
             None

ITEM  6.     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits
                     None

             (b)     Reports  on  Form  8-K
                     The following Form 8-K's were filed during the quarter ended June 30, 2000:

                     (1) Form  8-K filed  May 17, 2000 pursuant to Section 13 or
                         15(d) of the Securities Act of 1934 to report a change in control of registrant in connection with the Plan of Reorganization, and the resignation of the Board of Directors and executive officers.

                     (2) Form 8-K/A filed May 25, 2000 amending the 8-K filed on
                         May 17, 2000.
 .

                                   SIGNATURE  PAGE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:  December  29,  2001               /s/  Joshua  Rubinowitz
       -------------------               -----------------------
                                         JOSHUA  RUBINOWITZ
                                         Director