Form 10QSB
period 2000-09-30
VDO COM INC /FL
filed 2002-01-09
CIK 1099330

SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.  20549
                                     FORM  10-QSB
                                   QUARTERLY  REPORT

                      PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                           SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                                  Commission File Number
September  30,  2000                                            000-28267
--------------------                                            ---------


                                      VDO.COM,  INC.
            (Exact  name  of  Registrant  as  specified  in  its  charter)


                FLORIDA                                        68-0427012
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


                                 NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                              Outstanding  at September 30, 2000
------------------------------------          ----------------------------------
Common  Stock,  $.001  par  value                    21,971,429  shares

                                            Outstanding  at  December  11,  2001
                                            ------------------------------------
                                                    371,906,350  shares

VDO.COM,  INC.


                                                                    Page  Number
                                                                    ------------
PART  I.             Financial  Information                                 3

        ITEM  1.     Financial  Statements                                  3

                     Balance  Sheet                                         3

                     Statements of Operations and Comprehensive Loss        4

                     Statements  of  Cash  Flows                            4

                     Notes  to  Financial  Statements                       6

        ITEM  2.     Management's Discussion and Analysis of Financial      7
                     Condition  and  Results  of  Operations

PART  II.            Other  Information                                     9

SIGNATURE  PAGE                                                             10

                                  VDO.COM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                 SEPTEMBER  30,
                                                                     2000
                                                                 -------------

Current  Assets:
     Cash  and  cash  equivalents                                    $2,000
                                                                     ------

        Total  Current  Assets                                        2,000
                                                                     ------

                                                                     $2,000
                                                                     ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Accounts  payable                                               $  82,000
  Loans  Payable                                                      8,000
                                                                  ---------

    Total  Current  Liabilities                                      90,000

Debenture  Payable  (Note  2)                                       634,000
                                                                  ---------

    Total  Liabilities                                              724,000

Stockholders'  Equity:
  Common stock - .001 par value; 50,000,000 shares authorized,
    21,971,429  shares  issued  and  outstanding  (Note  5)          22,000
  Capital  in  excess  of  par  value                               407,000
  Accumulated  deficit                                           (1,151,000)
                                                                 ----------

   Total  Stockholders'  Equity                                    (722,000)
                                                                   --------

                                                                  $   2,000
                                                                  =========


     See  accompanying  notes  to  financial  statements

                                     VDO.COM,  INC.
                STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                      (UNAUDITED)



                                              THREE  MONTHS  ENDED     NINE  MONTHS  ENDED
                                                SEPTEMBER  30,            SEPTEMBER  30,
                                              ___________________     ____________________
                                                 2000       1999        2000         1999
Net  sales                                   $    --    $    --       $  --       $   --
Costs  and  expenses:
  General and administrative                   16,000      11,000      356,000      33,000
  Management  Fees (Note 4)                    18,000       6,000       30,000      18,000
  Other (Notes 1 and 2)                       528,000        --        628,000        --
                                             ---------    --------    ---------   ---------

     Total costs and operating expenses       562,000      17,000    1,014,000      51,000
                                             ---------    --------    ---------   ---------
Loss  from  operations                       (562,000)    (17,000)  (1,014,000)    (51,000)
                                             ---------    --------    ---------   ---------

Net  loss                                    (562,000)    (17,000)  (1,014,000)    (51,000)

Comprehensive  Loss                         $(562,000)   $(17,000) $(1,014,000)   $(51,000)
                                             =========    ========    =========   =========

Basic and dilutive net
loss per share (Note 3)                        $(0.03)    $(0.001)      $(0.06)    $(0.001)
                                             =========    ========    =========   =========

Weighted average number of shares
outstanding:                               18,967,729  16,025,000   17,650,096  16,025,000
                                           ==========  ==========   ==========  ==========



     See  accompanying  notes  to  financial  statements.

                                      VDO.COM,  INC.
                               STATEMENTS  OF  CASH  FLOW
                                       (UNAUDITED)


                                                      NINE  MONTHS  ENDED
                                                         SEPTEMBER  30,
                                                      2000           1999
                                                      ----           ----

Cash  flows  from  operating  activities:
     Net  Loss                                     $(1,014,000)     $(51,000)
   Adjustment  to  reconcile  net  loss
   to  net cash from operating activities:
     Write  down  of  goodwill                         528,000
     Decrease  in  accounts  receivable                 88,000
     Decrease  in  other  assets                       101,000
     Increase  in  accounts  payable                    71,000
                                                    ----------

   Net  cash  used  in  operating  activities         (226,000)      (51,000)

Cash  flows  from  financing  activities:
     Proceeds  from  issuance  of
     debentures  payable                               181,000
     Proceeds  from  issuance  of  loan  payable         8,000
                                                     ----------

     Net  cash  from  financing  activities            189,000
                                                      ---------

Net increase (decrease) in cash and
cash equivalents                                       (37,000)      (51,000)
Cash  and cash equivalents at beginning of period       39,000       107,000
                                                      ---------      --------
Cash  and  cash  equivalents  at end of period     $     2,000       $56,000
                                                      =========      ========


Non-cash  activities:
     Common  stock  issued on conversion
     of debentures                                   $  75,000     $      --


     See  accompanying  notes  to  financial  statements

                                    VDO.COM,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                                SEPTEMBER  30,  2000
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

On April 18, 2000, a change of control of the Company occurred in conjunction with the closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Company, VDO.COM, Inc., a Florida Corporation, and Thoroughbred Racing Associates, Inc., ("TRA") a Delaware
corporation. The closing under the Reorganization Agreement was consisted of a stock and cash for stock exchange in which the Company acquired all of the issued and outstanding stock of TRA in exchange for $100,000 and 400,000 shares of the Company's common stock. Management determined that the value of the stock and cash should be expensed in keeping with Generally Accepted Accounting Practices. TRA was, prior to this reorganization, a company with no discernable assets or operations. The Reorganization was approved by the unanimous consent of the Directors of the Company on April 17, 2000. Prior to the Reorganization, the Company had outstanding 16,900,000 shares of common stock. Following the Reorganization, the Company had 17,300,000 shares outstanding.

As a result of the Reorganization, the Company became the successor issuer to TRA for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective May 17, 2000.

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended
September 30, 2000 and 1999 and cash flows for the nine months ended September 30 2000 and 1999. For the three and nine month periods ended September 30, 1999, management was not provided with detailed operating information and therefore estimated quarterly results of operations and cash flows based on a quarterly percentage of actual results through December 31, 1999. Given the insignificant level of operating activity during 1999, management does not consider that such estimation materially impacted the financial statements for the periods presented. Results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

Reclassifications  and  Adjustments
-----------------------------------

Certain balance sheet items have been reclassified in the current quarter to conform with Generally Accepted Accounting Practices. Organization costs of $100,000 incurred in April 2000 were written off to retained earnings to conform with Generally Accepted Accounting Practices.

NOTE  2  -  BALANCE  SHEET  ITEMS

Debenture Payable consists of a convertible debenture that the Company assumed from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock, in exchange for all of the contracts pending from Embryo Capital Group, Inc. The original debenture had a face value of $1,000,000, which is advanced to the Company in periodic, discretionary traunches. At the time the debenture was assumed from Embryo Capital, $528,000 of the debenture had been funded to the Company, and advances of $181,000 were made to the Company during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, debentures of $75,000 were converted into 4,671,429 shares of the Company's common stock. As of September 30, 2000 the Company had a net liability under the debenture of $634,000. The debentures are convertible into unrestricted common stock of the Company discounted 30% of the three-day average closing price of the common stock, and bear interest at the rate of eight percent (8%) per annum. During the nine months ended September 30, 2000, the contracts received from Embryo Capital Group did not generate any income and were written down to zero value based on management's estimation of the potential for such contracts to generate income in future periods.

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

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

On March 25, 2000, the Company assumed a debenture payable from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock. In exchange for this assumption, the Company received all of the contracts pending from Embryo Capital Group, Inc. As of September 30, 2000 these contracts did not generate any income and were written down to zero value based on management's estimation of the potential for such contracts to generate income in future periods.

The Company pays a management fee to a shareholder/director for management services. During the nine months ended September 30, 2000 and 1999, the Company paid $30,000 and $18,000, respectively, for management services.

NOTE  5  -  STOCKHOLDERS'  EQUITY

In April 1999, the Company issued 3,500,000 shares of common stock to an unrelated third party in exchange for $245,000.

On April 18, 2000, the Company issued 400,000 shares of common stock in accordance with the Plan of Reorganization described in Note 1 above.

Between March 31, 2000 and June 30, 2000, the Company issued 1,071,429 shares of common stock resulting from the conversion of $10,000 in debentures payable.

Between June 30, 2000 and September 30, 2000, the Company issued 3,600,000 shares of common stock resulting from the conversion of $65,000 in debentures payable.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three and nine-month periods ended September 30, 2000 and 1999.

Quarter  ended  September 30, 2000 compared to quarter ended September 30, 1999.

For all periods presented, the Company's operations were negligible. There were no revenues generated during either the three or nine-month periods ended September 30, 2000 or 1999. Operational expenses incurred during the quarter ended September 30, 2000 were $34,000, compared to an estimated $17,000 incurred during the same quarter of 1999. Other expenses incurred in the quarter ended September 30, 2000 consisted of the write down of goodwill associated with certain contracts obtained from Embryo Capital Group as part of the Plan of Reorganization, discussed above, which failed to generate income and, in management's opinion, were unlikely to generate income in coming periods.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

During the nine month period ended September 30, 2000, the Company collected receivables and amounts due from a related party of approximately $189,000. Accounts payable increased $71,000 during the same period resulting from legal, accounting and consulting expenses. Debenture payable increased $181,000 resulting from legal and accounting expenses of $6,000 added to the debenture balance, plus advances of $175,000, offset by $75,000 of debenture obligations that were converted into common stock.

General and administrative expenses increased to $356,000 for the nine-month period ended September 30, 2000, compared to $33,000 for the prior year period. Such increase is attributed to legal and accounting fees incurred in connection with the Plan of Reorganization, in addition to costs incurred to raise capital and seek merger or joint venture partners.

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

The Company's primary available source for generating cash for operations is the debenture payable. The debenture proceeds of $1,000,000 are being advanced to the Company in traunches. As of September 30, 2000, the Company had $291,000 which had not yet been advanced. The Company's ability to draw down on the remaining balance of the debenture is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern.

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities

             In September 2000, the Company issued a total of 3,600,000 shares of its common stock without restrictive legend, upon conversion of approximately $65,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.


ITEM  3.     Defaults  Upon  Senior  Securities
             None

ITEM  4.     Submission  of  Matters  to  Vote  of  Security  Holders
             None

ITEM  5.     Other  Information
             None

ITEM  6.     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits
                     None

             (b)     Reports  on  Form  8-K

                     Form 8-K/A filed August 18, 2000 amending the 8-K filed on May 25, 2000 regarding the change in control of registrant in connection with the Plan of Reorganization, and the resignation of the Board of Directors and executive officers.

                                   SIGNATURE  PAGE


In accordance with the requirements of the Exchange Act, the egistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December  29.  2001               /s/  Joshua  Rubinowitz
       -------------------               -----------------------
                                         Joshua  Rubinowitz
                                         Director