Form 10KSB
period 2000-12-31
VDO COM INC /FL
filed 2002-01-09
CIK 1099330

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR ENDED DECEMBER 31, 2000     COMMISSION FILE NO. 000-28267
----------------------------------------------                         ---------



                                  VDO.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                68-0427012
(State  or  Other  Jurisdiction               (I.R.S.  Employer
     Of  Incorporation)                     Identification  No.)


                   5315 NEW UTRECHT AVENUE, BROOKLYN, NY 11219
               (Address of Principal Executive Offices) (Zip Code)


                                  (718)437-4523
               (Registrant's Telephone Number, Including Area Code)



           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the
filing  requirements  for  the  past  90  days.  Yes   x  No  _____
                                                     ---

     The aggregate market value of voting stock held by non-affiliates of registrant on December 11, 2001, based upon the closing price of the common stock on such date was $877,000.

     As of December 11, 2001, there were outstanding 371,906,350 shares of registrant's Common Stock.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.________

                               TABLE  OF  CONTENTS
PART  I

ITEM  1.     BUSINESS                                                          3
                  General                                                      3
                  Subsequent  Events                                           4
ITEM  2.     PROPERTIES                                                        9
ITEM  3.     LITIGATION                                                        9
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      10

PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS                                                          10
ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
             OF OPERATIONS  AND  CONSOLIDATED  FINANCIAL  CONDITION           10
ITEM  7.     FINANCIAL  STATEMENTS                                            12
ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                       12

PART  III

ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS     13
ITEM  10.    EXECUTIVE  COMPENSATION                                          13
ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                       13
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               13
ITEM  13.    COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT         13
ITEM  14.    EXHIBITS  AND  REPORTS  ON  FORM  8-K                            13
             INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                  F-1

                                    PART  I

ITEM  1.          BUSINESS

FORWARD  LOOKING  STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form
10-QSB  to  be  filed  by  the  Company  in  fiscal  year  2001.

GENERAL

     VDO.COM, Inc., formerly known as Ventech International Corp., and CTC 3, Inc., (the "Company"), was incorporated February 9, 1989 in the state of Florida. For all periods presented, the Company had no revenues and did not engage in the active development of a product or service. Expenses consisted entirely of management fees, legal and accounting fees associated with the Company', formation, reorganization, and fund raising activities.

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

     As of December 31, 2000, the Company has ceased all remaining operations and was seeking to merge with an operating company.

SUBSEQUENT  EVENTS

     The  following  events  occurred  subsequent  to  the  end  of fiscal 2000:

1. On June 7, 2001, the Company entered into a Stock Purchase Agreement and Addendum thereto (the "Purchase Agreement"), with Hundred Mile Plus, Ltd.
("HMP"), a California corporation, Embryo Capital Group, Inc., and Mr. Shmuel Shneibalg, which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Under the terms of the Purchase Agreement, Embryo Capital Group and Mr. Shneibalg (the "Sellers") sold 11,900,000 shares of the Company's common stock, representing at the time 55.11% of the Company's issued and outstanding common stock, to HMP. As consideration for the purchase of the shares, HMP paid the sum of $25,000 to Sellers and agreed to issue to Sellers, within a one-year period, stock equal to 2% of the outstanding common stock on the date of issuance. In accordance with the Purchase Agreement, the Board of Directors received the resignation of its sole board member, Mr. Shmuel Shneilbalg.

2. At a shareholder meeting held on September 19, 2001, the shareholders agreed to amend the Articles of Incorporation to change the name of the Company to Hundred Mile Plus, Ltd., and to increase the number of authorized shares of common stock to 500,000,000. The Articles of Incorporation were also amended to authorize 10,000,000 shares of preferred stock ($0.001 par value) and to give the Board of Directors broad powers in issuing such shares and determining voting powers, preferences and participation of such shares.

3. Between June 2001 and September 2001, the Company received $173,000 from the issuance of convertible debentures to an unrelated party. Since June 2001, approximately $65,000 of the debenture was converted into 236,073,808 shares of the Company's unrestricted common stock. The debenture bears interest at the rate of eight percent (8%) per annum and matures on March 31, 2002.

4. On December 11, 2001, the Board of Directors determined that it was not financially feasible for the Company to continue to pursue its development and marketing of the Hundred Mile Plus product. The Company is currently in negotiations with Wave Technology to terminate the agreement.

ITEM  2.          PROPERTIES

     During fiscal 2000, the Company occupied offices in Brooklyn, New York. Subsequent to the June 7, 2001 Purchase Agreement with Hundred Mile Plus, Ltd., the Company relocated its offices to Redlands, California, where it shares approximately 1,500 square feet of office and research facilities. The Company did not incur any significant costs associated with terminating its lease in New York or in relocating its operations to California.

     Management considers its facilities to be well maintained and adequate for its purposes.

ITEM  3.          LITIGATION

     The Company is not currently involved in any litigation. The Company may be subject to various claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's future litigation may adversely affect the Company.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fourth quarter of the Company's fiscal year ended December 31, 2000, no matters were submitted to a vote of securities holders.

                                     PART II

ITEM  5.          MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

     A.  MARKET  INFORMATION

     The Company's common stock was listed on the "over-the-counter" ("OTC") bulletin board during fiscal 2000 and 1999. Subsequent to fiscal 2000, the Company's common stock was moved to the "pink sheets" as required for non-reporting companies. The market for the Company's common stock has been limited. The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years.

2000                                        HIGH          LOW
----                                        ----          ---

Quarter  ended:
March  31,  2000                            $2.00         $0.75
                                            -----         -----
June  30,  2000                              1.10          0.00
                                            -----         -----
September  30,  2000                         0.00          0.00
                                            -----         -----
December  31,  2000                          0.00          0.00
                                            -----         -----

1999                                        HIGH          LOW
----                                        ----          ---

Quarter  ended:
March  31,  1999                            $3.00         $0.25
                                            -----         -----
June  30,  1999                              3.33          0.33
                                            -----         -----
September  30,  1999                         3.25          1.00
                                            -----         -----
December  31,  1999                          2.50          1.00
                                            -----         -----

     B.  HOLDERS  OF  COMMON  STOCK

     As of December 31, 2000 there were approximately 248 holders of record of the Company's Common Stock and an additional 1,838,929 shares maintained in "Street Name".

     C.  DIVIDENDS

     The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors then deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
FISCAL  YEARS  2000  AND  1999

     During the years ended December 31, 2000 and 1999, the Company did not generate any revenues nor incur any costs for developing a product or service. Expenses during these periods consisted principally of accounting, legal and management fees associated with the formation, reorganization, and capitalization of the Company. The following table sets forth certain items in the statements of operations as a percentage of total expenses for the years ended December 31, 2000 and 1999.

                                                  Year  Ended  December  31,

                                                      2000          1999
                                                      ----          ----
Net  revenues                                         0.0%          0.0%
General  and  administrative                         35.0          64.6
Management  fees                                      3.0          35.4
Other                                                62.0           0.0
Net  loss                                            (100)         (100)

REVENUES

     During the years ended December 31, 2000 or 1999, the Company's primary business consisted of fund raising in order to commence product development and operations, as well as seeking joint venture or merger partners. Consequently, the Company did not generate any revenues during the periods presented.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative ("G&A") expenses increased to $357,000 in fiscal 2000, compared to $44,000 in fiscal 1999. The increase in fiscal 2000 is attributed to increased legal expenses and accounting expenses incurred in connection with the reorganization with Thoroughbred Racing Associates (see above), and with seeking operating capital, joint venture and merger partners.

     G&A expenses increased as a percentage of total expenses in fiscal 2000 over fiscal 1999, due to the aforementioned factors, and to the relatively flat expense levels in other areas.

MANAGEMENT  FEES

     Management fees for both fiscal 2000 and 1999 consisted of amounts paid to a related party for routine management services associated with the Company's operations. For the year ended December 31, 2000, management fees were $31,000, compared to fees of $24,000 for the year ended December 31, 1999.

OTHER  EXPENSE

     Other expense for fiscal 2000 consisted of $100,000 paid by VDO.COM to the owners of Thoroughbred Racing as agreed in the Plan of Reorganization, and the write off of $528,000 in contracts assumed in connection with the Plan of Reorganization. As these contracts did not generate any income during fiscal 2000 and, in management's opinion, were not likely to generate income in future periods, the Company recognized a permanent impairment in the value of the contracts.

NET  LOSS  AND  INCOME  TAXES

     As a result of all of the above, fiscal 2000 net loss was $1,016,000 compared to a net loss of $68,000 in fiscal 1999.

     Due to cumulative net losses incurred in fiscal 2000 and prior years, the Company was not obligated to pay federal or state income taxes for fiscal 2000 or 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, the Company had zero working capital and current obligations of $90,000, compared to working capital of $216,000 at the end of fiscal 1999. Cash and cash equivalents decreased by $39,000 in fiscal 2000 to $0 at December 31, 2000. The decrease in cash and cash equivalents was due to cash used for operating activities totaling approximately $220,000 offset by $181,000 received from issuing debentures.

     The Company has incurred operating losses from inception and has not yet generated any revenues to support its operations, and has exhausted its cash reserves. The Company's ability to continue as a going concern is dependent, among other things, on its ability to operate profitably, and or obtain additional financing and eventually obtaining a profitable level of operations. It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations, or through merger/acquisition with a going concern business. If the Company is unsuccessful in achieving these objectives, there is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's primary available source for generating cash for operations is the debenture payable. The debenture proceeds of $1,000,000 are being advanced to the Company in traunches. As of December 31, 2000, the Company had $291,000 which had not yet been advanced. The Company's ability to draw down on the remaining balance of the debenture is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern.

ITEM  7.          FINANCIAL  STATEMENTS

     The financial statements required by Item 7 of this report are set forth in the index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In June 2000, Crouch, Bierwolf & Chisholm, Independent Certified Public Accountants, the independent accountant previously engaged as the principal accountant to audit the financial statements of VDO.com, Inc., resigned as auditors for the Company. As Crouch, Bierwolf & Chisholm resigned, the decision to change accountants was not approved by the Board of Directors of the Company or by any audit or similar committee thereof.

     The audit report of Crouch, Bierwolf & Chisholm dated March 31, 2000 on the financial statements of VDO.com, Inc. and the related statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 1999 and 1998 (the "Audit Period") did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except the reports were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern. During the Audit Period, and the period up to their resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. VDO has provided a copy of this disclosure to its former accountants, and VDO.com requested that the former accountants furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Registrant, and, if not, stating the respects in which they do not agree.

     After Crouch, Bierwolf & Chisholm's resignation, the board of directors approved the engagement of Zakheim, Roth & Co., Certified Public Accountants as the principal accountant to audit the financial statements of the Company.

PART  III

ITEM  9.          DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS

     Shmuel Shneibalg has served as a director of the Company since 2000. Prior experience included four years as President of Beaupre Manufacturing, Inc. in Montreal, Canada. Mr. Shneibalg also spent two years managing promotions and funding for two publicly traded companies, Power Phone, Inc. (PWPH) and TMC Agroworld Corporation (TACN). He also spent two years as Vice President of L&M Electrical Contracting Corp. where his duties involved product design, price estimation, quality control, architectural review and customer satisfaction.

     The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.


ITEM  10.         EXECUTIVE  COMPENSATION

     The following table sets forth the executive compensation paid during the fiscal years ended December 31, 2000 and 1999 to all Executive officers of
VDO.COM:

                                    TABLE  I
                              SUMMARY COMPENSATION


                                        ANNUAL           RESTRICTED
                                        COMPENSATION     STOCK
                                        ------------                ALL OTHER
                                        SALARY  BONUS    AWARDS     COMPENSATION

NAME OF INDIVIDUAL
AND PRINCIPAL POSITION
----------------------           YEAR     $       $       (#)           ($)

Shmuel  Shneibalg
President,  Secretary,
Treasurer  &  Director           2000     31,000  --     100,000         --
                                 1999       --    --       --            --



ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets for the security ownership of management and directors, and all owners of record that control greater than 5% of the Company's outstanding common stock:

                   NAME AND POSTION      AMOUNT AND NATURE OF   PERCENT OF CLASS
                  OF BENEFICIAL OWNER    BENEFICIAL OWNERSHIP     OUTSTANDING
                  ------------------    ---------------------   ----------------

TITLE OF CLASS
--------------

Common Stock
$.001 Par Value    Shmuel Shneibalg           11,900,000             55.11%
                   (President,  Secretary,
                   Treasurer  &  Director)

All Directors
and Executive
Officers as a
Group (1 person)                              11,900,000             55.11%


ITEM  12.         CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The following transactions occurred during fiscal 2000 in which the present directors, officers and key employees of the Company had a direct or indirect material interest. The Company believes that the terms of the transactions described below are as favorable as could have been obtained with unaffiliated third parties.

     On March 25, 2000, the Company assumed a debenture payable from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock. In exchange for this assumption, the Company received all of the contracts pending from Embryo Capital Group, Inc. As of December 31, 2000 these contracts did not generate any income and were written off.

     The Company pays a management fee to a shareholder/director for management services. During the years ended December 31, 2000 and 1999, the Company paid $31,000 and $24,000, respectively, for management services.

ITEM  13.         COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings.

ITEM  14.         EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Financial  Statements.

                  See "Index to Consolidated Financial Statements" included in this report at Page F-1.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

     (c)          Exhibits

FILED  PREVIOUSLY

     Not  applicable

FILED  HEREWITH

     Not  applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VDO.COM,  Inc.
                                              /s/ Joshua Rubinowitz
Date:  December  29,  2001                    ______________________
                                              By:  Joshua Rubinowitz
                                              Its: Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                              DATE
---------                       -----                              ----

/s/Joshua  Rubinowitz           Director                     December  29,  2001
---------------------
Joshua  Rubinowitz

                                  VDO.COM, INC.

                          INDEX TO FINANCIAL STATEMENTS

     The following financial statements of VDO.COM, Inc. are included in Item 7:

                                                                    PAGE

Financial  Statements:

     Report  of  Independent  Accountants                           F-2

     Balance  Sheet  at  December  31,  2000                        F-4

     Statements of Operations for each of the two years
     in  the  period ended  December  31,  2000                     F-5

     Statements  of  Stockholders'  Equity  for  each  of
     the two years in the period ended December 31, 2000            F-6

     Statements of Cash Flows for each of the two years
     in the period ended  December  31,  2000                       F-7

     Notes  to  Financial  Statements                               F-8

                          INDEPENDENT  AUDITOR'S  REPORT



To  the  Board  of  Directors  and  Stockholders
VDO.COM,  Inc.



We have audited the accompanying balance sheet of VDO.COM, Inc. as of December 31, 2000, and the related statements of operations and comprehensive loss, and stockholders' equity for the year then ended. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VDO.COM, Inc., as of December 31, 2000, the results of its operations for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Zakheim,  Roth  &  Co
--------------------------

May  11,  2001

                          INDEPENDENT  AUDITOR'S  REPORT



To the Stockholders and Board of Directors of VDO.COM, Inc.

We have audited the accompanying balance sheet of VDO.COM, Inc. as of December 31, 1999, and the related statements of operations and comprehensive loss, and stockholders' equity for the year then ended. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VDO.COM, Inc., as of December 31, 1999, the results of its operations for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Crouch,  Bierwolf  &  Chisholm
---------------------------------

Salt  Lake  City,  Utah
March  31,  2000

                                  VDO.COM, INC.
                                  BALANCE SHEET


                                     ASSETS


                                                                   DECEMBER  31,
                                                                       2000
                                                                       ----


     Total  Assets                                               $      --
                                                                     =======



                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:
  Accounts  payable                                                  $90,000
                                                                      ------

     Total  current  liabilities                                      90,000

Debenture payable (Notes 3, 6 and 7)                                 634,000
                                                                     -------

Commitments  and  Contingencies  (Note  5)

Stockholders'  equity  (Note  6):
  Common  stock  -  $.001  par  value;  50,000,000  shares
    authorized,  21,971,429  shares  issued  and  outstanding         22,000
  Capital  in  excess  of  par  value                                407,000
  Accumulated  deficit                                            (1,153,000)
                                                                   ----------
     Total  stockholders'  equity                                   (724,000)
                                                                  -----------

     Total  Liabilities  and  Stockholders'  Equity              $      --
                                                                    =======



     See Notes to Financial Statements

                                  VD).COM, INC.
                          STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS



                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2000            1999
                                                      ----            ----

Revenues                                         $      --        $     --

General  and  administrative  expenses             357,000          44,000
Management  fees  (Note  7)                         31,000          24,000
Other  (Note  2)                                   628,000               -
                                                   -------        --------

     Total  Expenses                             1,016,000          68,000
                                                 ---------        --------

Net  loss                                       (1,016,000)        (68,000)

Comprehensive  loss                            $(1,016,000)       $(68,000)
                                                ==========        =========

Basic  and  diluted  net  loss  per  share          $(0.05)        $(0.004)
                                                     ======        =======

Basic  and  dilutive  weighted  average
  common  shares  outstanding                   18,810,597      16,025,000


     See  Notes  to  Financial  Statements

                                  VDO.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                            CAPITAL IN
                      COMMON  STOCK         EXCESS  OF    ACCUMULATED
                      -------------
                   SHARES        AMOUNT     PAR VALUE     DEFICIT       TOTAL
                   ------        ------     ---------     -------       -----


Balance at
December 30,1998    13,400,000    $13,000     $95,000     $(69,000)     $39,000


Common stock
issued for cash      3,500,000      4,000     241,000                   245,000

Net loss for
the year                                                  (68,000)     (68,000)
                                                           -------     --------

Balance at
December 31, 1999   16,900,000    $17,000    $336,000    $(137,000)     $217,000

Common  stock
issued  for
reorganization         400,000

Common  stock
issued  on
conversion of
debentures           4,671,429      5,000      70,000                     75,000

Net loss for the year                                  (1,016,000)   (1,016,000)
                                                       ----------    ----------
Balance  at
September 30, 2000  21,971,429    $22,000    $407,000 $(1,153,000)    $(724,000)
                    ==========    =======    ========   =========     ==========


     See  Notes  to  Consolidated  Financial  Statements

                                  VDO.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------

                                                      2000              1999
                                                      ----              ----
Cash used in operating activities:
     Net  loss                                    $(1,016,000)        $(68,000)
Adjustments to reconcile net loss to net cash
used  in  operating  activities:
     Write  down  of  goodwill                        528,000               --
Changes  in  operating  assets  and  liabilities:
     Decrease (increase) in accounts receivable        88,000          (88,000)
     Decrease (increase) in other current assets      101,000           (1,000)
     Increase  in  accounts  payable                   79,000            5,000
     Decrease increase in other current liabilities        --          (54,000)
                                                      --------        --------

Net  cash  used  in  operating  activities           (220,000)        (206,000)
                                                     --------         --------

Cash  flows  from  financing  activities:
     Proceeds  from  issuance  of  debentures         181,000               --
     Proceeds  from  issuance  of  common  stock           --          245,000
                                                      -------          -------

Net  cash  provided  by  financing  activities        181,000          245,000
                                                     --------          -------

Net (decrease) increase in cash and
cash equivalents                                      (39,000)          39,000
                                                     ---------        --------

Cash and cash equivalents at beginning of year         39,000               --
                                                     ---------        --------

Cash  and  cash  equivalents  at  end  of  year        $    -          $39,000
                                                        ======         =======


Non-cash  items:
     Common  stock  issued  on  conversion
     of  debentures                                    75,000               --


     See  Notes  to  Financial  Statements

NOTE  1.   THE  COMPANY:

     VDO.COM, Inc., formerly known as Ventech International Corp., and CTC 3, Inc., (the "Company"), was incorporated February 9, 1989 in the state of Florida. For all periods presented, the Company had no revenues and no significant operations.

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

NOTE  2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     BASIS  OF  PRESENTATION

     In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2000 and the results of operations and cash flows for the years ended December 31, 2000 and 1999.

     For all periods presented, the results of operations, cash flows, equity statements and balance sheets represent only the activities of VDO.COM, Inc.
Since TRA was a non-operating company at the time of the Reorganization, pro-forma financial statements reflecting TRA operations for the periods presented have not been included.

     While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's quarterly reports on Form 10-QSB and the Company's filings on Form 8-K and Form 8-K/A

     RECLASSIFICATIONS

     Certain balance sheet items have been reclassified in the current year to conform with Generally Accepted Accounting Practices.

     CASH  AND  CASH  EQUIVALENTS

     Cash in excess of requirements is principally invested in short-term corporate and government obligations, money market funds and certificates of deposit with a remaining maturity of three months or less. Such investments are deemed to be cash equivalents.

     USE  OF  ESTIMATES  BY  MANAGEMENT

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include those made surrounding allowances for deferred income tax assets, losses for contingencies, reserves against assets with impaired values and certain accrued liabilities.

     INCOME  TAXES

     The liability method of accounting for income taxes requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Management provides a valuation allowance for deferred tax assets when it is more likely than not that all or a portion of such assets will not be recoverable based on future operations.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company accounts for impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2000, the Company determined that the value of certain contracts assumed in connection with the Plan of Reorganization, discussed above, and previously reported as Goodwill of $528,000, had been permanently impaired since these contracts had failed to generate income during the year and, in management's opinion, were not likely to generate income in future periods. As a result, the Company wrote off the balance of such contracts.

     PER  SHARE  INFORMATION

     Basic loss per share is computed by dividing loss available to common shareholders by the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants and preferred stock. Due to the net loss incurred in fiscal 2000, any common stock equivalents outstanding would be considered anti-dilutive and thereby excluded from the calculations of diluted net loss per share. There were no anti-dilutive securities or common stock equivalents outstanding during the years ended December 31, 2000 and 1999.

     STATEMENTS  OF  CASH  FLOWS

     The Company made no cash payments for interest or income taxes in 2000 or 1999.

     COMPREHENSIVE  INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no elements of comprehensive income during fiscal 2000 and 1999.

     RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, SFAS 133 was amended to defer its effective date. SFAS 133 will be effective our first quarter filing of fiscal 2001. We do not expect the adoption of SFAS 133 to have a material impact on our financial statements.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the first quarter of fiscal 2001. We believe our revenue recognition policies are in accordance with GAAP and, accordingly, we do not expect a significant impact on our financial statements.

NOTE  3.   COMPOSITION  OF  CERTAIN  BALANCE  SHEET  CAPTIONS:

     Debenture Payable consists of a convertible debenture that the Company assumed from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock, in exchange for all of the contracts pending from Embryo Capital Group, Inc. The original debenture had a face value of $1,000,000, which is advanced to the Company in periodic, discretionary traunches. At the time the debenture was assumed from Embryo Capital, $528,000 of the debenture had been funded to the Company, and advances of $181,000 were made to the Company during the year ended December 31, 2000. During the year ended December 31, 2000, debentures of $75,000 were converted into 4,671,429 shares of the Company's common stock. As of December 31, 2000 the Company had a net liability under the debenture of $634,000. The debentures are convertible into unrestricted common stock of the Company discounted 30% of the three-day average closing price of the common stock, bear interest at the rate of eight percent (8%) per annum, and mature on March 31, 2002.

NOTE  4.   INCOME  TAXES:

     The deferred income tax balances at December 31, 2000 are comprised as follows:

                                                      DECEMBER  31,  2000
                                                      -------------------
Deferred  income  tax  assets:
     Net  operating  loss  carry  forwards                $  1,153,000
     Accrued  expenses                                          90,000
     Valuation  allowance                                   (1,243,000)
                                                           -----------
                                                                     -
                                                           ============

     In fiscal 2000, the difference between the tax benefit derived by using the 34% Federal tax rate and the zero benefit recorded by the Company is due to the Company providing a 100% valuation allowance against any deferred tax assets.

     At December 31, 2000, the Company had net operating loss ("NOL") carryforwards for Federal income tax purposes totaling approximately $1,153,000. The Tax Reform Act of 1986 includes provisions which may limit the net operating loss carry forwards available for use in any given year if certain events occur, including significant changes in stock ownership.

NOTE  5.   CONTINGENCIES:

     The Company may be subject to a limited number of claims and actions which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of any of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's financial position, results of operations or cash flows.

NOTE  6.   STOCKHOLDERS'  EQUITY:

     In April 1999, the Company issued 3,500,000 shares of common stock to an unrelated third party in exchange for $245,000.

     On April 18, 2000, the Company issued 400,000 shares of common stock in accordance with the Plan of Reorganization described in Note 1 above.


     Between March 31 and December 31, 2000, the Company issued 4,671,429 shares of common stock resulting from the conversion of $75,000 in debentures.

NOTE  7.   RELATED  PARTY  TRANSACTIONS:

     On March 25, 2000, the Company assumed a debenture payable from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock. In exchange for this assumption, the Company received all of the contracts pending from Embryo Capital Group, Inc., and recorded goodwill of $528,000 on the transaction. Through December 31, 2000 these contracts had not generated any income and, in management's opinion, were not likely to generate income in future periods. The contracts were considered permanently impaired and were written off during the third quater.

     The Company pays a management fee to a shareholder/director for management services. During the years ended December 31, 2000 and 1999, the Company paid $31,000 and $24,000, respectively, for management services.

NOTE  8.   SUBSEQUENT  EVENTS

     On June 7, 2001, the Company entered into a Stock Purchase Agreement and Addendum thereto (the "Purchase Agreement"), with Hundred Mile Plus, Ltd.
("HMP"), a California corporation, Embryo Capital Group, Inc., and Mr. Shmuel Shneibalg, which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Under the terms of the Purchase Agreement, Embryo Capital Group and Mr. Shneibalg (the "Sellers") sold 11,900,000 shares of the Company's common stock, representing at the time 55.11% of the Company's issued and outstanding common stock, to HMP. As consideration for the purchase of the shares, HMP paid the sum of $25,000 to Sellers and agreed to issue to Sellers, within a one-year period, stock equal to 2% of the outstanding common stock on the date of issuance. In accordance with the Purchase Agreement, the Board of Directors received the resignation of its sole board member, Mr. Shmuel Shneilbalg.

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