Form 10QSB
period 2001-03-31
VDO COM INC /FL
filed 2002-01-09
CIK 1099330

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549
                                     FORM  10-QSB
                                  QUARTERLY  REPORT

                 PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                                  Commission File Number
March  31,  2001                                               000-28267
----------------                                               ---------



                                    VDO.COM,  INC.
          (Exact  name  of  Registrant  as  specified  in  its  charter)


            FLORIDA                                             68-0427012
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

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                               Outstanding at March 31, 2001
-----------------------------                  -----------------------------
Common Stock, $.001 par value                          21,971,429 shares

                                        Outstanding  at  December  11,  2001
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

                                  VDO.COM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      MARCH  31,
                                                                         2001
                                                                      ----------


     Total  Assets                                                $       --
                                                                       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Accounts  payable                                                  $  90,000
                                                                       -------

    Total  Current  Liabilities                                         90,000

Debenture  Payable  (Note  2)                                          634,000
                                                                       -------

    Total  Liabilities                                                 724,000

Stockholders'  Equity:
  Common  stock - .001 par value; 50,000,000 shares authorized,
    21,971,429  shares  issued  and  outstanding                        22,000
  Capital  in  excess  of  par  value                                  407,000
  Accumulated  deficit                                              (1,153,000)
                                                                    ----------

   Total  Stockholders'  Equity                                       (724,000)
                                                                      --------

                                                                    $     --
                                                                       ======



     See  accompanying  notes  to  financial  statements

                                         VDO.COM,  INC.
                     STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                         (UNAUDITED)



                                                     THREE  MONTHS  ENDED
                                                          MARCH  31,
                                                       ----------------
                                                         2001        2000
Net  sales                                           $    --      $    --
Costs  and  expenses:
  General  and  administrative                            --           --
                                                    ----------     ---------

     Total  costs  and  operating  expenses               --           --
                                                    ----------     ----------
Loss  from  operations                                    --           --
                                                    ----------     ----------

Net  income                                               --           --

Comprehensive  income                                $    --      $    --
                                                    ==========     ==========

Weighted average number of sharesoutstanding:      21,589,573      16,900,000
                                                   ==========      ==========



     See  accompanying  notes  to  financial  statements.

                                         VDO.COM,  INC.
                                  STATEMENTS  OF  CASH  FLOW
                                          (UNAUDITED)


                                                     THREE  MONTHS  ENDED
                                                          MARCH  31,
                                                         2001        2000
                                                         ----        ----

Cash  flows  from  operating  activities:
     Net  income                                   $     --     $      --

   Net  cash  used  in  operating  activities            --            --
                                                       _______      _______

Net increase (decrease) in cash and cash equivalents     --            --
Cash and cash equivalents at beginning of period         --          39,000
                                                      --------      --------
Cash and cash equivalents at end of period         $     --         $39,000
                                                      ========      ========


     See  accompanying  notes  to  financial  statements

                                  VDO.COM,  INC.
                         NOTES  TO  FINANCIAL  STATEMENTS
                                 MARCH  31,  2001
                                    (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

VDO.COM, Inc., formerly known as Ventech International Corp., and CTC 3, Inc., (the "Company"), was incorporated February 9, 1989 in the state of Florida. For all periods presented, the Company had no revenues or discernable operations.

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

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. Results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE  2  -  BALANCE  SHEET  ITEMS

Debenture Payable consists of a convertible debenture that the Company assumed from Embryo Capital Group, Inc., which owns 11,900,000 shares of the Company's common stock, in exchange for all of the contracts pending from Embryo Capital Group, Inc. The original debenture had a face value of $1,000,000, which is advanced to the Company in periodic, discretionary traunches. At the time the debenture was assumed from Embryo Capital, $528,000 of the debenture had been funded to the Company. During fiscal 2000, advances of $181,000 were made to the Company and $75,000 of debentures was converted in 4,671,429 shares of common stock. No advances were made during the quarter ended March 31, 2001 and no debentures were converted. As of March 31, 2001 the Company had a net liability under the debenture of $634,000. The debentures are convertible into unrestricted common stock of the Company discounted to 70% of the three-day average closing price of the common stock, bear interest at the rate of eight percent (8%) per annum, and mature on March 23, 2002.

NOTE  3  -  EARNINGS  PER  SHARE  INFORMATION

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the Company had no operations during all periods presented and the Company does not have any options, warrants or other dilutive instruments currently outstanding. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE  4  -  SUBSEQUENT  EVENTS

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

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three-month periods ended March 31, 2001 and 2000.
Quarter  ended  March  31,  2001  compared  to  quarter  ended  March  31, 2000.

For all periods presented, the Company had no operations. There were no revenues generated, and there were no operating expenses incurred during either the three-month period ended March 31, 2001 or 2000. The Company has not actively engaged in product development since inception and should be viewed as a non-operating company as of March 31, 2001. Management's sole function consists of seeking for capital to commence product development and seeking for a merger partner that has existing operations or marketable product.

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

As discussed in the footnotes in the accompanying financial statements, subsequent to March 31, 2001, Hundred Mile Plus, Ltd., acquired a majority interest in VDO.COM and merged its operations with the Company.

The Company's primary available source for generating cash for operations is the debenture payable. The debenture proceeds of $1,000,000 are being advanced to the Company in traunches. As of March 31, 2001, the Company had $291,000 which had not yet been advanced. The Company's ability to draw down on the remaining balance of the debenture is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern.

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities
             None

ITEM  3.     Defaults  Upon  Senior  Securities
             None

ITEM  4.     Submission  of  Matters  to  Vote  of  Security  Holders
             None

ITEM  5.     Other  Information
             None

ITEM  6.     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits
                     None

             (b)     Reports  on  Form  8-K
                     None

                                SIGNATURE  PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.






Date:  December  29,  2001               /s/  Joshua  Rubinowitz
       --------------------              -----------------------
                                         Director