Form 10QSB
period 2001-06-30
VDO COM INC /FL
filed 2002-01-09
CIK 1099330

SECURITIES  AND  EXCHANGE  COMMISSION
                                   WASHINGTON,  D.C.  20549
                                        FORM  10-QSB
                                     QUARTERLY  REPORT

                     PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                           SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                           Commission File Number
June  30,  2001                                         000-28267
---------------                                         ---------


                                    VDO.COM,  INC.
          (Exact  name  of  Registrant  as  specified  in  its  charter)


           FLORIDA                                              68-0427012
(State  or  other  jurisdiction                               (IRS Employer
of  incorporation  or  organization)                     Identification  Number)


                 10444-L  BUSINESS  CENTER  DR.,  REDLANDS,  CA  92374
                 -----------------------------------------------------
               (Address  of  principal  executive  offices)  (Zip  Code)


                                   (909)796-3446
               (Registrant's  telephone  number,  including  area  code)


                   5315  NEW  UTRECHT  AVENUE,  BROOKLYN,  NY  11219
                        (Registrant's Former Name and Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                   Outstanding  at June 30, 2001
------------------------------------               -----------------------------
Common  Stock,  $.001  par  value                    21,971,429 shares

                                             Outstanding  at  December  11, 2001
                                             -----------------------------------
                                                    371,906,350 shares

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

                                  VDO.COM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      JUNE  30,
                                                                        2001
                                                                      --------

Current  Assets:
     Cash  and  cash  equivalents                                    $  20,000
                                                                      --------

        Total  Current  Assets                                          20,000
                                                                      ---------

                                                                     $  20,000
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Accounts  payable                                                 $   90,000
                                                                      ---------

    Total  Current  Liabilities                                         90,000

Long  Term  Obligations  (Notes  2  and  3)                            757,000
                                                                      ---------

    Total  Liabilities                                                 847,000

Stockholders'  Equity  (Note  3):
  Common stock - .001 par value; 50,000,000 shares authorized,
   21,971,429  shares  issued  and  outstanding                         22,000
  Capital  in  excess  of  par  value                                  407,000
  Accumulated  deficit                                              (1,256,000)
                                                                     ----------

   Total  Stockholders'  Equity                                       (827,000)
                                                                      ---------

                                                                     $  20,000
                                                                      =========


     See  accompanying  notes  to  financial  statements

                                      VDO.COM,  INC.
                    STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                       (UNAUDITED)





                                              THREE  MONTHS  ENDED      SIX  MONTHS  ENDED
                                                    JUNE  30,              JUNE  30,
                                              ___________________     ____________________
                                                 2001       2000        2001         2000
Net  sales                                   $    --    $    --       $  --       $   --
Costs  and  expenses:
  General and administrative (Note 1)          32,000     340,000       32,000     340,000
  Management  Fees                                --       12,000        --         12,000
  Research & Development (Note 5)              71,000        --         71,000        --
                                             ---------    --------    ---------   ---------

     Total costs and operating expenses       103,000     352,000      103,000     352,000
                                             ---------    --------    ---------   ---------
Loss  from  operations                       (103,000)   (352,000)    (103,000)   (352,000)
                                             ---------    --------    ---------   ---------

Net  loss                                    (103,000)   (352,000)    (103,000)   (352,000)

Comprehensive  Loss                         $(103,000)  $(352,000)   $(103,000)  $(352,000)
                                             =========    ========    =========   =========

Basic and dilutive net
loss per share (Note 3)                       $(0.005)     $(0.02)     $(0.005)     $(0.02)
                                             =========    ========    =========   =========

Weighted average number of shares
outstanding:                               21,971,429  16,991,279   21,971,429  16,991,279
                                           ==========  ==========   ==========  ==========


     See  accompanying  notes  to  financial  statements.

                                         VDO.COM,  INC.
                                 STATEMENTS  OF  CASH  FLOW
                                          (UNAUDITED)


                                                        SIX  MONTHS  ENDED
                                                             JUNE  30,
                                                        2001            2000
                                                        ----            ----

Cash  flows  from  operating  activities:
     Net  Loss                                       $(103,000)     $(352,000)
   Adjustment  to  reconcile  net  loss  to
   net cash from operating activities:
       Decrease  in  accounts  receivable                   --         88,000
       Decrease  in  other  current  assets                 --        101,000
       Increase  in  accounts  payable                      --         66,000
                                                        ________     ________
  Net  cash  used  in  operating  activities          (103,000)       (34,000)

Cash  flows  from  investing  activities:
       Cash  used  in  merger                               --       (100,000)
                                                        -------      ---------

Net  cash  used  in  investing  activities                  --       (100,000)

Cash  flows  from  financing  activities:
     Proceeds  from  issuance  of  loan  payable            --          8,000
     Proceeds  from  issuance  of  debenture           123,000        151,000
                                                       -------        -------
     Net  cash  from  financing  activities            123,000        159,000

Net  decrease  in  cash  and  cash  equivalents         20,000        (38,000)
Cash  and  cash  equivalents at beginning of period         --         39,000
                                                       --------      ---------
Cash  and  cash  equivalents  at end of period        $ 20,000     $    1,000
                                                       =======         ======

Non-cash  activities:
    Common  stock  issued  on
    conversion of debenture                           $     --        $10,000



     See  accompanying  notes  to  financial  statements

                                     VDO.COM,  INC.
                            NOTES  TO  FINANCIAL  STATEMENTS
                                     JUNE  30,  2001
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

On  June  7,  2001,  the  Company  entered  into  a Stock Purchase Agreement and
Addendum  thereto  (the  "Purchase  Agreement"),  with  Hundred  Mile Plus, Ltd.
("HMP"), a California corporation, Embryo Capital Group, Inc., and Mr. Shmuel Shneibalg, which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Under the terms of the Purchase Agreement, Embryo Capital Group and Mr. Shneibalg (the "Sellers") sold 11,900,000 shares of the Company's common stock, representing at the time 55.11% of the Company's issued and outstanding common stock, to HMP. As consideration for the purchase of the shares, HMP paid the sum of $23,000 to Sellers and agreed to issue to Sellers, within a one-year period, stock equal to 2% of the outstanding common stock on the date of issuance. In accordance with the Purchase Agreement, the Board of Directors received the resignation of its sole board member, Mr. Shmuel Shneilbalg.

As a result of the Purchase Agreement, the Company became the successor issuer to VDO.COM for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective June 30, 2001.

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six months ended June 30 2001 and 2000. Results for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

For all periods presented, the results of operations, cash flows and balance sheets represent the consolidated activities of Hundred Mile Plus, Inc., and VDO.COM, Inc. In accordance with Generally Accepted Accounting Practices, the assets acquired and liabilities of VDO.COM assumed by Hundred Mile Plus at the time of acquisition were recorded at the then book value of such assets and liabilities. Under the terms of the Purchase Agreement, Hundred Mile Plus was required to pay to Sellers, the sum of $23,000. Such amount was paid through the issuance of a convertible debenture by the Company and expensed in the current period. Management determined that the nature of the transaction, the non-operating status of both entities prior to the acquisition, and the subsequent control of Hundred Mile Plus justified retaining the equity accounts of VDO.com on a go forward basis.

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

NOTE  2  -  BALANCE  SHEET  ITEMS

Accounts payable consist of legal and accounting fees incurred by VDO. COM prior to the Purchase Agreement by Hundred Mile Plus and were assumed by the Company as part of the Purchase.

Debentures payable consists of convertible debentures bearing interest at the rate of 8% per annum and maturing on March 31, 2002. The debentures are convertible into unrestricted shares of the Company's common stock entirely at the discretion of the debenture holder at 50% of the average closing price of the Company' common stock during the three days prior to conversion. During the three and six month periods ended June 30, 2001, no debentures were converted into common stock. The debentures bear a face value of $1,000,000, of which $709,000 had previously been advanced to the Company. Since the inception of the debentures, $75,000 was converted into common stock of the Company prior to the Purchase Agreement (see Note 1). At the time of the Purchase Agreement, the net debenture payable was $634,000. Subsequent to executing the Purchase Agreement, and prior to June 30, 2001, the Company received cash of $100,000 from the issuance of additional debentures. Another $23,000 in debentures was issued in satisfaction of the Company's obligation to the Sellers under the Purchase Agreement.

NOTE  3  -  STOCKHOLDERS'  EQUITY

The Company elected to retain the equity accounts of VDO.com to better reflect the historical activities of the Company since Hundred Miles Plus was a non-operating company prior to the acquisition.

As part of the Purchase Agreement, the Company assumed debentures payable of $634,000, and then subsequently issued $123,000 in addition convertible debentures. These debentures are convertible into unrestricted shares of the Company's common stock at 50% of the average three-day closing price at the time of conversion. During the six month period ended June 30, 2001, no debentures were converted into common stock.

NOTE  4  -  EARNINGS  PER  SHARE  INFORMATION

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

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company contracts out its research and development projects to Wave Technology, Ltd., an energy research company that controls a majority of the Company's common stock. During the three month period ended June 30, 2001, the Company paid $71,000 to Wave Technology for product development.

NOTE  6  -  SUBSEQUENT  EVENTS

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

Between  July  1  and  September  30,  2001,  the Company received an additional
$50,000 from the issuance of convertible debentures. During that same period, debenture holders converted $47,700 of debentures for 44,973,808 shares of the Company's unrestricted common stock.

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

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three and six-month periods ended June 30, 2001 and 2000. On June 7, 2001, the Company entered into a Stock Purchase Agreement and Addendum thereto (the "Purchase Agreement"), with Hundred Mile Plus, Ltd., Embryo Capital Group, Inc., and Mr. Shmuel Shneibalg, which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Under the terms of the Purchase Agreement, Embryo Capital Group and Mr. Shneibalg sold 11,900,000 shares of the Company's common stock, representing at the time 55.11% of the Company's issued and outstanding common stock, to Hundred Mile Plus.

For all periods presented, the results of operations, cash flows and balance sheets represent the consolidated activities of Hundred Mile Plus, Inc., and VDO.COM, Inc. In accordance with Generally Accepted Accounting Practices, the assets acquired and liabilities of VDO.COM assumed by Hundred Mile Plus at the time of acquisition were recorded at the then book value of such assets and liabilities. Under the terms of the Purchase Agreement, Hundred Mile Plus was required to pay to Sellers, the sum of $23,000. Such amount was paid through the issuance of a convertible debenture by the Company and expensed in the current period. Management determined that the nature of the transaction, the non-operating status of both entities prior to the acquisition, and the subsequent control of the Hundred Mile Plus justified retaining the equity accounts of VDO.com on a go forward basis.

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

Quarter  ended  June  30,  2001  compared  to  quarter  ended  June  30,  2000.

For all periods presented, the Company's operations were negligible. There were no revenues generated during either the three or six-month periods ended June 30, 2001 or 2000. Operational expenses in 2001 consisted primarily of general and administrative expenses, the principal component of which was legal fees and licenses and permits. During 2000, the Company incurred operating expenses of $340,000 consisting primarily of legal and accounting costs associated with reorganization.

The Company's principal expense item during the quarter ended June 30, 2001 is Research and Development incurred in connection with the development of its principal product, a highly efficient combustion engine system that can achieve in excess of one hundred miles per gallon of gasoline. During the three month period ended June 30, 2001, the Company incurred $71,000 in development costs, whereas no development costs were incurred in the prior year.

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

The Company's primary available source for generating cash for operations is the debenture payable. The debenture proceeds of $1,000,000 are being advanced to the Company in traunches. As of June 30, the Company had $168,000 which had not yet been advanced. An additional $50,000 was advanced subsequent to June 30, 2001. The Company's ability to draw down on the remaining balance of the debenture is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern.


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




Date:  December  29,  2001               /s/Joshua  Rubinowitz
       -------------------               ---------------------
                                         Director