Form 10QSB
period 2001-09-30
VDO COM INC /FL
filed 2002-01-09
CIK 1099330

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549
                                    FORM  10-QSB
                                 QUARTERLY  REPORT

                   PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                                   Commission File Number
September  30,  2001                                            000-28267
--------------------                                            ---------


                          HUNDRED  MILE  PLUS  LTD.,  INC.
            (Exact  name  of  Registrant  as  specified  in  its  charter)


           FLORIDA                                             68-0427012
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


                                       VDO.COM
                       (Registrant's Former Name and Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

             Class                            Outstanding  at December 11,  2001
------------------------------------          ----------------------------------
Common  Stock,  $.001  par value                       371,906,350 shares

                          HUNDRED MILE PLUS LTD., INC.


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

                          HUNDRED MILE PLUS LTD., INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                               SEPTEMBER  30,
                                                                    2001
                                                                  --------

Current  Assets:
     Cash  and  cash  equivalents                                $  47,000
                                                                  ---------

        Total  Current  Assets                                      47,000
                                                                  ---------

Fixed  assets,  net  of  accumulated  depreciation                   2,000

                                                                 $  49,000
                                                                  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Accounts  payable                                             $   85,000
Due  to  related  party  (Note  5)                                  20,000
                                                                    ------

    Total  Current  Liabilities                                    105,000

Debenture  payable  (Notes  2  and  3)                             760,000
                                                                   -------

    Total  Liabilities                                             865,000

Stockholders'  Equity  (Note  3):
  Common stock - .001 par value; 500,000,000 shares authorized,
    66,945,237  shares  issued  and  outstanding                    67,000
  Capital  in  excess  of  par  value                              410,000
  Accumulated  deficit                                          (1,293,000)
                                                                 ---------

   Total  Stockholders'  Equity                                   (816,000)
                                                                  ---------

                                                                 $  49,000
                                                                  =========


     See  accompanying  notes  to  financial  statements

                               HUNDRED  MILE  PLUS  LTD.,  INC.
                    STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                         (UNAUDITED)



                                              THREE  MONTHS  ENDED     NINE  MONTHS  ENDED
                                                SEPTEMBER  30,            SEPTEMBER  30,
                                              ___________________     ____________________
                                                 2001       2000        2001         2000
Net  sales                                   $    --    $    --       $  --       $   --
Costs  and  expenses:
  General and administrative (Note 1)          28,000      16,000       60,000     356,000
  Research & Development (Note 5)               9,000        --         80,000        --
  Management  Fees                                --       18,000        --         30,000
  Other (Notes 1 and 5)                           --      528,000        --        628,000
                                             ---------    --------    ---------   ---------

     Total costs and operating expenses        37,000     562,000      140,000   1,014,000
                                             ---------    --------    ---------   ---------
Loss  from  operations                        (37,000)   (562,000)    (140,000) (1,014,000)
                                             ---------    --------    ---------   ---------

Net  loss                                     (37,000)   (562,000)    (140,000) (1,014,000)

Comprehensive  Loss                          $(37,000)  $(562,000)   $(140,000)$(1,014,000)
                                             =========    ========    =========   =========

Basic and dilutive net
loss per share (Note 3)                       $(0.001)     $(0.03)     $(0.004)     $(0.05)
                                             =========    ========    =========   =========

Weighted average number of shares
outstanding:                               44,458,333  19,635,714   36,962,698  18,857,111
                                           ==========  ==========   ==========  ==========



     See  accompanying  notes  to  financial  statements.

                              HUNDRED  MILE  PLUS  LTD.,  INC.
                                STATEMENTS  OF  CASH  FLOW
                                        (UNAUDITED)


                                                        NINE  MONTHS  ENDED
                                                           SEPTEMBER  30,
                                                        2001           2000
                                                        ----           ----

Cash  flows  from  operating  activities:
     Net  Loss                                       $(140,000)    $(1,014,000)
   Adjustment  to  reconcile  net  loss  to
   net cash from operating activities:
     Write  down  of  goodwill  (Note  5)                   --         528,000
     Decrease  in  accounts  receivable                     --          88,000
     Decrease  in  other  assets  (Note  1)                 --         101,000
     (Decrease)  increase  in  accounts  payable        (5,000)         71,000
     Increase  in related party payable                 20,000               -
                                                     ----------       ---------

  Net  cash  used  in  operating  activities          (125,000)       (226,000)

Cash  flows  from  investing  activities:
     Acquisition  of  fixed  assets                     (2,000)
                                                      ---------
     Net  cash  from  investing  activities             (2,000)

Cash  flows  from  financing  activities:
     Proceeds  from  issuance  of  loan  payable            --           8,000
     Proceeds  from  issuance  of  debenture           174,000         181,000
                                                       -------         -------
     Net  cash  from  financing  activities            174,000         189,000
                                                       -------         -------

Net  decrease  in  cash and cash equivalents            47,000         (37,000)
Cash  and  cash equivalents at beginning of period          --          39,000
                                                       -------         --------
Cash  and  cash  equivalents  at  end of period       $ 47,000       $   2,000
                                                        ======           ======


Non-cash  activities:

Common  stock  issued  on
conversion  of  debenture                              $48,000         $75,000


     See  accompanying  notes  to  financial  statements

                             HUNDRED  MILE  PLUS  LTD.,  INC.
                             NOTES  TO  FINANCIAL  STATEMENTS
                                   SEPTEMBER  30,  2001
                                        (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

Hundred Mile Plus Ltd., Inc., formerly known as VDO.COM, Inc., Ventech International Corp., and CTC 3, Inc., (the "Company"), was incorporated February 9, 1989 in the state of Florida.

On April 18, 2000, a change of control of the Company occurred in conjunction with the closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Company, VDO.COM, Inc., a Florida Corporation, and Thoroughbred Racing Associates, Inc., ("TRA") a Delaware corporation. The closing under the Reorganization Agreement was consisted of a stock and cash for stock exchange in which the Company acquired all of the issued and outstanding stock of TRA in exchange for $100,000 and 400,000 shares of the Company's common stock. The Company initially recorded the value of the cash and common stock issued from the transaction as "other assets". It was subsequently determined that such amount should be expensed as of June 30, 2000. TRA was, prior to this reorganization, a company with no discernable assets or operations. The Reorganization was approved by the unanimous consent of the Directors of the Company on April 17, 2000. Prior to the Reorganization, the Company had outstanding 16,900,000 shares of common stock. Following the Reorganization, the Company had 17,300,000 shares outstanding.

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

As a result of the Purchase Agreement, Hundred Mile Plus became the successor issuer to VDO.COM for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective June 30, 2001.

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

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 20001 and 2000 and cash flows for the nine months ended September 30 2001 and 2000. Results for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE  2  -  BALANCE  SHEET  ITEMS

Accounts payable consist of legal and accounting fees incurred by VDO.COM prior to the Purchase Agreement by Hundred Mile Plus and were assumed by the Company as part of the Purchase.

Debentures payable consists of a $1,000,000 face value convertible debenture obtained through the Purchase Agreement, of which $709,000 had been drawn down prior to the Purchase Agreement and $75,000 had been converted into common stock. The debentures bear interest at the rate of 8% per annum and mature on March 31, 2002. The debentures are convertible into unrestricted shares of the Company's common stock entirely at the discretion of the debenture holder at 50% of the average closing price of the Company' common stock during the three days prior to conversion. During the nine-month period ended September 20, 2001, the debenture payable increased from $634,000 to $760,000, resulting from total advances of $174,000 offset by the conversion of approximately $48,000 into 44,973,808 shares of common stock. As of September 30, 2001, $117,000 of the debenture had not been issued.

NOTE  3  -  STOCKHOLDERS'  EQUITY

The Company elected to retain the equity accounts of VDO.com to better reflect the historical activities of the Company since Hundred Miles Plus was a non-operating company prior to the acquisition.

As part of the Purchase Agreement, the Company assumed debentures payable of $634,000, and then subsequently issued $174,000 in addition convertible debentures in exchange for cash and to satisfy the purchase price obligation under the Purchase Agreement. These debentures are convertible into unrestricted shares of the Company's common stock at 50% of the average three-day closing price at the time of conversion. During the nine month period ended September 30, 2001, debentures of 47,700 were converted into 44,973,808 shares of common stock.

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

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

On March 25, 2000, the Company assumed a debenture payable from Embryo Capital Group, Inc., which then owned 11,900,000 shares of the Company's common stock. In exchange for this assumption, the Company received all of the contracts pending from Embryo Capital Group, Inc. and recorded goodwill of $528,000 on the transaction. In September 2000, the Company determined that the value of these contracts had been permanently impaired and wrote the value of the contracts down to zero as they had failed to generate any income and, in management's opinion, were unlikely to generate income in future periods.

The Company contracts out its research and development projects to Wave Technology, Ltd., an energy research company affiliated with the Company through common ownership. During the three and nine month periods ended September 30, 2001, the Company paid $9,000 and $80,000, respectively, to Wave Technology for product development.

During the three month period ended September 30, 2001, the Company borrowed $20,000 from private entities affiliated with the Company through common ownership. These borrowings were considered short-term working capital loans, did not bear interest, and were repaid during the fourth quarter, 2001.

NOTE  6-    SUBSEQUENT  EVENTS

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

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three and nine-month periods ended September 30, 2001 and 2000. On June 7, 2001, the Company entered into a Stock Purchase Agreement and Addendum thereto (the "Purchase Agreement"), with Hundred Mile Plus, Ltd., Embryo Capital Group, Inc., and Mr. Shmuel Shneibalg, which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Under the terms of the Purchase Agreement, Embryo Capital Group and Mr. Shneibalg sold 11,900,000 shares of the Company's common stock, representing at the time 55.11% of the Company's issued and outstanding common stock, to Hundred Mile Plus.

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

Quarter  ended  September 30, 2001 compared to quarter ended September 30, 2000.

For all periods presented, the Company's operations were negligible. There were no revenues generated during either the three or nine-month periods ended September 30, 2001 or 2000. General and administrative expenses in 2001 consisted primarily of general and administrative expenses, the principal component of which was legal and accounting fees incurred in connection with the Purchase Agreement. During 2000, general and administrative expenses of $356,000 primarily consisted of legal and accounting fees incurred in connection with the Reorganization.

The Company's principal expense item is Research and Development associated with the development of its principal product, a highly efficient combustion engine system that can achieve in excess of one hundred miles per gallon of gasoline. During the nine month period ended September 30, 2001, the Company incurred $80,000 in development costs, whereas no development costs were incurred in the prior year.

Other expenses during the nine-month period ended September 30, 2000 included the write down of goodwill of $528,000 and the expense of $100,000 incurred in connection with the Reorganization.

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

The Company's primary available source for generating cash for operations is the debenture payable. The debenture proceeds of $1,000,000 are being advanced to the Company in traunches. As of September 30, the Company had $117,000 which had not yet been advanced. The Company's ability to draw down on the remaining balance of the debenture is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern.

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities

             Between July and September 2001, the Company issued a total of 44,973,808 shares of its common stock without restrictive legend, upon conversion of approximately $48,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.

ITEM  3.     Defaults  Upon  Senior  Securities
             None

ITEM  4.     Submission  of  Matters  to  Vote  of  Security  Holders

     The Company held its annual meeting of stockholders on September 19, 2001. Proxies were not solicited from the shareholders.

     Three individuals were elected to the Company's Board of Directors, namely Wardell B. Moore, Latifah R. Saafir, and William D. Satterfield. Each of these individuals was a Director of the Company prior to the meeting and were nominated by the Board of Directors to stand for reelection. The results of the voting were as follows:


     Director                 Votes For       Votes Against       Votes Withheld
     --------                 ---------       -------------       --------------
     Wardell B. Moore         32,460,564            -               12,764,833
     Latifah R. Saafir        32,460,564            -               12,764,833
     William D. Satterfield   32,460,564            -               12,764,833

     The other matters on which the shareholders voted, and the results of voting, were:

     (i) To amend the Articles of Incorporation of the Company to: (i) increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 500,000,000; and (ii) create a class of preferred stock with 10,000,000 authorized shares.

                              Votes For       Votes Against       Votes Withheld
                              ---------       -------------       --------------
                             37,963,167             -               12,764,833


     (ii) To adopt Restated Articles of Incorporation for the purpose of consolidating previous amendments to the Company's Articles of Incorporation.

                              Votes For       Votes Against       Votes Withheld
                              ---------       -------------       --------------
                             37,963,167             -               12,764,833

     (iii)     To  approve  the  VDO.com,  Inc.  2001  Stock  Option  Plan.

                              Votes For       Votes Against       Votes Withheld
                              ---------       -------------       --------------
                             37,963,167             -               12,764,833

     (iv) To ratify the appointment of Zakheim, Roth and CO., Certified Public Accountants, as independent auditors of the Company for the fiscal year ending December 31, 2001.

                              Votes For       Votes Against       Votes Withheld
                              ---------       -------------       --------------
                             37,963,167             -               12,764,833

ITEM  5.     Other  Information
             None

ITEM  6.     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits
                     None

             (b)     Reports  on  Form  8-K
                     Form 8-K filed August 3, 2001 indicating a change in control of registrant including Stock Purchase Agreement and Addendum thereto.

                                  SIGNATURE  PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  December  29,  2001               /s/Joshua  Rubinowitz
       --------------------              ---------------------
                                         Director